Form 10-Q
period 2022-06-30
VMG Consumer Acquisition Corp.
filed 2022-08-16
CIK 1875943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.

VMG CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021	3
Condensed Statements of Operations for the Three and Nine months Ended June 30, 2022, and for the Period From March 25, 2021 (Inception) to June 30, 2021 (Unaudited)	4
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three and Nine months Ended June 30 2022 and for the Period From March 25, 2021 (Inception) to June 30, 2021 (Unaudited)	5
Condensed Statements of Cash Flows for the Nine months Ended June 30, 2022 and for the Period From March 25, 2021 (Inception) to June 30, 2021(Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	27

PART I – FINANCIAL INFORMATION

VMG CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	JUNE 30, 2022
	(Unaudited)	SEPTEMBER 30, 2021
ASSETS
Cash	$704,787	$65,000
Prepaid expenses	481,789	-
Due from related party	90	-
Total current assets	1,186,666	65,000
Deferred offering costs	-	320,273
Marketable securities held in Trust Account	234,712,921	-
Other non-current assets	167,525	-
Total Assets	$236,067,112	$385,273

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable	$—	$100,000
Franchise tax payable	72,694	-
Income tax payable	31,599
Accrued expenses	147,182	365,998
Total current liabilities	251,475	465,998
Deferred underwriting fees payable	8,050,000	-
Total liabilities	8,301,475	465,998

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, 23,000,000 shares at $10.20 per share	234,600,000

Stockholders' deficit

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(6,834,938)	(105,725)
Total stockholders' deficit	(6,834,363)	(80,725)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders' Deficit	$236,067,112	$385,273

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Nine Months Ended June 30, 2022	For The Period From March 25, 2021 (Inception) Through June 30, 2021
General and administrative expenses	$284,499	$-	$710,385	$-
Franchise tax expenses	50,000	$-	125,000	$-
Loss from operations	(334,499)	-	(835,385)	-
Gain on marketable securities (net), dividends and interest, held in Trust Account	106,300	-	112,921	-
Loss before income tax expense	$(228,199)	$-	$(722,464)	$-
Income tax expenses	(31,599)	-	(31,599)	-
Net loss	$(259,798)	$-	$(754,063)	$-
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	23,000,000	-	19,208,791	-
Basic and diluted net loss per share, Class A subject to possible redemption	$(0.01)	$0.00	$(0.03)	$0.00
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,750,000	5,000,000	5,626,374	5,000,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	$0.00	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of October 1, 2021	-	$-	5,750,000	575	$24,425	$(105,725)	$(80,725)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	-	-	-	-	-
Paid underwriters fees	-	(4,600,000)	-	-	-	-	-
Deferred underwriting fees payable	-	(8,050,000)	-	-	-	-	-
Fair value of Public Warrants	-	(7,151,850)	-	-	7,151,850	-	7,151,850
Other offering costs	-	(21,158)	-	-	(428,417)	-	(428,417)
Proceeds from the sale of private placement warrants	-	-	-	-	11,700,000	-	11,700,000
Remeasurement of Class A common stock to redemption value	-	24,423,008	-	-	(18,447,858)	(5,975,150)	(24,423,008)
Net loss	-	-	-	-	-	(162,162)	(162,162)
Balance as of December 31, 2021 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$-	$(6,243,037)	$(6,242,462)

Net loss	-	-	-	-	-	(332,103)	(332,103)
Balance as of March 31, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$-	$(6,575,140)	$(6,574,565)

Net loss	-	-	-	-	-	(259,798)	(259,798)
Balance as of June 30, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$-	$(6,834,938)	$(6,834,363)

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM MARCH 25, 2021 THROUGH JUNE 30, 2021

(Unaudited)

	Common Stock Subject to		Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of October 1, 2020	-	$-	-	-	$-	$-	$-
Balance as of December 31, 2020 (unaudited)	-	$-	-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended June 30, 2022	For The Period From March 25, 2021 Through June 30, 2021
Cash Flows from Operating Activities
Net loss	$(754,063)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(112,921)	-
Changes in operating assets and liabilities:
Prepaid and other assets	(649,314)	-
Income tax payable	31,599
Franchise tax payable	72,694
Accrued expenses	(2,276)	-
Net cash used in operating activities	(1,414,281)	-
Cash Flows from Investing Activities
Investment of cash into Trust Account	(234,600,000)	-
Net cash used in investing activities	(234,600,000)	-
Cash Flows from Financing Activities
Repayment of note payable	(100,000)	-
Due from related party	(90)	-
Proceeds from sale of Class A shares, gross	230,000,000	-
Proceeds from sale of Private Placement Warrants	11,700,000	-
Offering costs paid	(4,945,842)	-
Net cash used in financing activities	236,654,068	-

Net increase in cash	639,787	-
Cash - beginning of period	65,000	-
Cash - end of period	$704,787	$-

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$210,176,992	$-
Remeasurement of Class A shares to redemption value	$24,423,008	$-
Deferred offering costs included in accrued expenses	$(216,540)
Deferred underwriting fees payable	$8,050,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations, Going Concern Considerations

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity since March 25, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

The Company’s Sponsor agreed (a) to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to stockholders’ rights of pre-Business Combination activity; and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stocks to be adversely affected.

Going Concern Consideration and Liquidity

As of June 30, 2022, the Company had $704,787 in its operating bank account, $234,712,921 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $935,191. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial Business Combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $704,787 in cash and no cash equivalents as of June 30, 2022. The Company had $65,000 in cash and no cash equivalents as of September 30, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Marketable Securities Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account were held in investments in U.S. treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022 and September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Derivative Financial Instruments

The Company evaluated its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of June 30, 2022 and as of September 30, 2021.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As of June 30, 2022, our marketable securities, due to their nature, are assessed as a level 1 instrument with a fair value of $234,712,921.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial

Public Offering as filed with the SEC on November 12, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 19, 2021. The interim results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2022 or for any future periods.

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

Net loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Earnings per share of common stock is computed by dividing net loss by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of the 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants sold in the Initial Public Offering (the “Public Warrants”) and Private Placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

A reconciliation of the earnings per share is below:

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Nine Months Ended June 30, 2022	For The Period From March 25, 2021 (Inception) Through June 30, 2021
Redeemable Class A Common Stock
Numerator: Net loss allocable to Redeemable Class A Common Stock	$(207,838)	$-	$(583,231)	$-
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	23,000,000	-	19,208,791	-
Basic and Diluted Net Earnings per Share, Redeemable Class A Common Stock	$(0.01)	$0.00	$(0.03)	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net loss allocable to non-redeemable Class B Common Stock	$(51,960)	$-	$(170,832)	$-
Denominator: Weighted Average Shares Outstanding, Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common stock	5,750,000	5,000,000	5,626,374	5,000,000
Basic and Diluted Net Earnings per Share, Non-Redeemable Class B Common Stock	$(0.01)	$0.00	$(0.03)	$0.00

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

At June 30, 2022, 23,000,000 common stock subject to possible redemption are presented at redemption value ($10.20) as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Gross proceeds	$234,600,000
Less:
Class A common stock issuance costs	(12,671,158)
Fair value of Public Warrants at issuance	(7,151,850)

Plus:
Remeasurement of carrying value to redemption value	24,423,008
Class A common stock subject to possible redemption	$234,600,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2022 and September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

Related Party Promissory Note

On July 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the earlier of December 31, 2021, or the date the Company consummates the Initial Public Offering. The Company intends to repay the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. On July 19, 2021, the Company borrowed $100,000 under the Note with the Sponsor and had no outstanding balance as of June 30, 2022 and a balance of $100,000 as of September 30, 2021.

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

Due from Related Party

As of June 30, 2022 the Company has a balance of $90 and as of September 30, 2021, the Company had a balance of $0 in due from related party. This balance is made up of an overpayment to the Sponsor for the payment of the administrative fees noted in the administrative services agreement footnote.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and September 30, 2021, there were no shares of Class A common stock issued or outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and September 30, 2021 there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 7 — Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation costs are generally considered start-up costs and are not currently deductible.

We recorded an income tax expense of $31,599 for the nine months ended June 30, 2022. The tax expense is calculated by applying the federal corporate statutory rate of 21% and California corporate statutory rate of 8.84% on $112,921 of earned income from the Trust Account. For the nine months ended June 30, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits for the nine months ended June 30, 2022. No amounts were accrued for the payment of interest and penalties for the nine months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to VMG Consumer Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to VMG Consumer Acquisition Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, including liquidity, capital resources, government assistance, going concern considerations and results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine months ended June 30, 2022, we had a net loss of $754,063, which consists of formation and operating costs of $835,385, unrealized gain on marketable securities held in the Trust Account of $112,921 and income tax expense of $31,599.

For the period from March 25, 2021 (inception) through June 30, 2021 we had no income or loss.

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

For the nine months ended June 30, 2022, cash used in operating activities was $(1,414,281). This was made up of a Net loss of $(754,063) and changes in operating assets and liabilities of $(547,297), and a $(112,921) gain on marketable securities. For the period from March 25, 2021 (Inception) through June 30, 2021 there was no cash flow.

As of June 30, 2022, we had marketable securities held in the Trust Account of $234,712,921. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $704,787. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. For the nine months ended June 30, 2022, we incurred and paid $76,333 in administrative support fees for the period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On November 15, 2021, we consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Credit Suisse Securities (USA) LLC and Moelis & Company acted as joint book-running managers for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260448). The Securities and Exchange Commission declared the registration statement effective on November 10, 2021.

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 11,700,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $11,700,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated November 10, 2021, between the Company and Credit Suisse Securities (USA) LLC and Moelis & Company LLC, as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation, dated November 10, 2021. (1)

4.1	Warrant Agreement, dated November 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Investment Management Trust Agreement, dated November 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated November 10, 2021, among the Company and certain security holders named therein. (1)

10.3	Private Placement Warrants Purchase Agreement, dated November 10, 2021, between the Company and the Sponsor. (1)

10.4	Letter Agreement, dated November 10, 2021, between the Company, the Sponsor and each of the officers, directors and advisory board members of the Company (1)

10.5	Indemnity Agreement, dated November 10, 2021, between the Company and Aarti Kapoor (1)

10.6	Indemnity Agreement, dated November 10, 2021, between the Company and Angad S. Hira (1)

10.7	Indemnity Agreement, dated November 10, 2021, between the Company and Michael Mauzé (1)

10.8	Indemnity Agreement, dated November 10, 2021, between the Company and Jasmin Allen (1)

10.9	Indemnity Agreement, dated November 10, 2021, between the Company and Lowell J. Singer (1)

10.10	Indemnity Agreement, dated November 10, 2021, between the Company and John Toth (1)

10.11	Form of Indemnity Agreement, dated November 10, 2021, between the Company and each member of its Advisory Board. (1)

10.12	Administrative Services Agreement, dated August 6, 2021, between the Company and the Sponsor

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 19, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMG CONSUMER ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Aarti Kapoor
	Name:	Aarti Kapoor
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Angad Hira
	Name:	Angad Hira
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)