Form 10-Q
period 2022-12-31
VMG Consumer Acquisition Corp.
filed 2023-02-13
CIK 1875943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 13, 2023, 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.

VMG CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of December 31, 2022 (Unaudited) and September 30, 2022	3
Condensed Statements of Operations for the Three months Ended December 31, 2022 and December 31, 2021 (Unaudited)	4
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three months Ended December 31, 2022 and December 31, 2021 (Unaudited)	5
Condensed Statements of Cash Flows for the Three months Ended December 31, 2022 and December 31, 2021 (Unaudited)	6
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
SIGNATURES	28

PART I – FINANCIAL INFORMATION

VMG CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2022
	(Unaudited)	September 30, 2022
ASSETS
Cash	$174,281	$535,276
Prepaid expenses	395,539	464,271
Other current assets	84,561	4,450
Total current assets	654,381	1,003,997
Marketable securities held in Trust Account	237,105,963	235,448,246
Other non-current assets	-	51,643
Total Assets	$237,760,344	$236,503,886

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Franchise tax payable	172,694	122,694
Income tax payable	463,889	174,570
Accrued expenses	404,286	271,608
Total current liabilities	1,040,869	568,872
Deferred underwriting fees payable	8,050,000	8,050,000
Total liabilities	9,090,869	8,618,872

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, 23,000,000 shares at $10.26 and $10.21 per share at December 31, 2022 and September 30, 2022 respectively	236,078,274	234,935,876

Stockholders' deficit

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(7,409,374)	(7,051,437)
Total stockholders' deficit	(7,408,799)	(7,050,862)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders' Deficit	$237,760,344	$236,503,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For The Three Months Ended December 31, 2022	For The Three Months Ended December 31, 2021
General and administrative expenses	$357,937	$137,998
Franchise tax expenses	51,430	25,000
Loss from operations	(409,367)	(162,998)
Gain on marketable securities (net), dividends and interest, held in Trust Account	1,657,717	836
Income (loss) before income tax expense	$1,248,350	$(162,162)
Income tax expenses	(463,889)	-
Net income (loss)	$784,461	$(162,162)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	23,000,000	11,750,000
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.03	$(0.01)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,750,000	5,383,152
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.03	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of October 1, 2022	23,000,000	$234,935,876	5,750,000	575	$-	$(7,051,437)	$(7,050,862)
Remeasurement of Class A common stock to redemption value	-	1,142,398	-	-	-	(1,142,398)	(1,142,398)
Net income	-	-	-	-	-	784,461	784,461
Balance as of December 31, 2022 (unaudited)	23,000,000	$236,078,274	5,750,000	$575	$-	$(7,409,374)	$(7,408,799)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of October 1, 2021	-	$-	5,750,000	575	$24,425	$(105,725)	$(80,725)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	-	-	-	-	-
Paid underwriters fees	-	(4,600,000)	-	-	-	-	-
Deferred underwriting fees payable	-	(8,050,000)	-	-	-	-	-
Fair value of Public Warrants	-	(7,151,850)	-	-	7,151,850	-	7,151,850
Other offering costs	-	(21,158)	-	-	(428,417)	-	(428,417)
Proceeds from the sale of private placement warrants	-	-	-	-	11,700,000	-	11,700,000
Remeasurement of Class A common stock to redemption value	-	24,423,008	-	-	(18,447,858)	(5,975,150)	(24,423,008)
Net loss	-	-	-	-	-	(162,162)	(162,162)
Balance as of December 31, 2021 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$-	$(6,243,037)	$(6,242,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended December 31, 2022	For The Three Months Ended December 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$784,461	$(162,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(1,657,717)	(836)
Formation and operating expenses funded by note payable through Sponsor	-	16,333
Changes in operating assets and liabilities:
Prepaid and other assets	40,264	(863,973)
Accounts payable	-	10,000
Income tax payable	289,319	-
Franchise tax payable	50,000	-
Accrued expenses	132,678	(48,942)
Net cash used in operating activities	(360,995)	(1,049,580)
Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(234,600,000)
Net cash used in investing activities	-	(234,600,000)
Cash Flows from Financing Activities
Repayment of note payable	-	(100,000)
Proceeds from sale of Class A shares, gross	-	230,000,000
Proceeds from sale of Private Placement Warrants	-	11,700,000
Offering costs paid	-	(4,857,000)
Net cash from financing activities	-	236,743,000

Net decrease in cash	(360,995)	1,093,420
Cash - beginning of period	535,276	65,000
Cash - end of period	$174,281	$1,158,420

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$-	$217,328,842
Remeasurement of Class A shares to redemption value	$1,142,398	$17,271,158
Offering costs included in accounts payable	$-	$12,750
Deferred offering costs included in accrued expenses	$-	$119,825
Deferred underwriting fees payable	$-	$8,050,000
Deferred offering costs in accrued offering costs and accounts payable at September 30, 2021	$-	$260,273
Cash paid for deferred offering costs at September 30, 2021	$-	$(60,000)

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity since March 25, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

Going Concern Consideration and Liquidity

As of December 31, 2022, the Company had $174,281 in its operating bank account, $237,105,963 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $386,488. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial Business Combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2022 as filed with the SEC on December 22, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 19, 2021. The interim results for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for the year ending September 30, 2023 or for any future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $174,281 and $535,276 in cash and no cash equivalents as of December 31, 2022 and September 30, 2022, respectively.

Marketable Securities Held in Trust Account

As of December 31, 2022 and September 30, 2022, the assets held in the Trust Account were held in investments in U.S. treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022 and September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Derivative Financial Instruments

The Company evaluated its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of December 31, 2022 and September 30, 2022

Warrants

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

As of December 31, 2022 and September 30, 2022, our marketable securities, due to their nature, are assessed as a level 1 instrument with a fair value of $237,105,963 and $235,448,246, respectively.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period. The Company has not considered the effect of the 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants sold in the Initial Public Offering (the “Public Warrants”) and Private Placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.

At December 31, 2022 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Income (loss) is shared pro rata between the two classes of shares on the assumption that the consummation of the initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value.

A reconciliation of the net income (loss) share is below:

	For The Three Months Ended December 31, 2022	For The Three Months Ended December 31, 2021
Redeemable Class A Common Stock
Numerator: Net income (loss) allocable to Redeemable Class A Common Stock	$657,569	$(111,211)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	23,000,000	11,175,000
Basic and Diluted Net Income (Loss) per Share, Redeemable Class A Common Stock	$0.03	$(0.01)
Non-Redeemable Class B Common Stock
Numerator: Net income (loss) allocable to non-redeemable Class B Common Stock	$156,892	$(50,951)
Denominator: Weighted Average Shares Outstanding, Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common stock	5,750,000	5,383,152
Basic and Diluted Net Income (Loss) per Share, Non-Redeemable Class B Common Stock	$0.03	$(0.01)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and September 30, 2022, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At December 31, 2022, 23,000,000 common stock subject to possible redemption are presented at redemption value ($10.26) as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(12,671,158)
Fair value of Public Warrants at issuance	(7,151,850)

Plus:
Remeasurement of carrying value to redemption value	24,758,884
Class A common stock subject to possible redemption at September 30, 2022	$234,935,876
Remeasurement of Class A common stock to redemption value	1,142,398
Class A common stock subject to possible redemption at December 31, 2022	$236,078,274

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2022 and September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Related Party Promissory Note

On July 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and was due upon the earlier of December 31, 2021, or the date the Company consummates the Initial Public Offering. The Company has repaid the Note from the proceeds of the Initial Public Offering not placed in the Trust Account. On July 19, 2021, the Company borrowed $100,000 under the Note with the Sponsor and had no outstanding balance as of December 31, 2022 and September 30, 2022.

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

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended December 31, 2022, we incurred and paid $30,000 in administrative support fees for the period.

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

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and September 30, 2022, there were no shares of Class A common stock issued or outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and September 30, 2022 there were 5,750,000 shares of Class B common stock issued and outstanding.

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

We recorded an income tax expense of $463,889 for the three months ended December 31, 2022. The tax expense is calculated by applying the federal corporate statutory rate of 21% and California corporate statutory rate of 8.84% on $1,657,717 of earned income from the Trust Account. For the three months ended December 31, 2022, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

The Company’s net deferred tax assets as of December 31, 2022 are as follows:

Deferred tax assets (formation costs)	$144,141
Valuation allowance	(144,141)
Deferred tax assets, net of allowance	$-

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits for the three months ended December 31, 2022. No amounts were accrued for the payment of interest and penalties for the three months ended December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended December 31, 2022, we had a net income of $784,461, which consists of formation and operating costs of $409,367, unrealized gain on marketable securities held in the Trust Account of $1,657,717 and income tax expense of $463,889.

For the three months ended December 31, 2021, we had a net loss of $162,162, which consists of formation and operating costs of $162,998 and unrealized gain on marketable securities held in the Trust Account of $836.

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

For the three months ended December 31, 2022, cash used in operating activities was $360,995. This was made up of Net income of $784,461 and changes in operating assets and liabilities of $512,261, and a $1,657,717 gain on marketable securities. For the three months ended December 31, 2021, cash used in operating activities was $1,049,580. This was made up of a Net loss of $162,162 and changes in operating assets and liabilities of $902,915, a $836 gain on marketable securities, and formation costs of 16,333.

As of December 31, 2022 and September 30 2022, we had marketable securities held in the Trust Account of $237,105,963 and $235,448,246, respectively. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and September 30 2022, we had cash of $174,281 and $535,276, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and September 30, 2022.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. For the three months ended December 31, 2022, we incurred and paid $30,000 in administrative support fees for the period.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and September 30, 2022, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Net income (loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares issued and outstanding during the period.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the initial Business Combination is the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value.

As of December 31, 2022, the Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company since the effect of those would be antidilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus filed with the SEC on November 12, 2021. In addition to the risk factors included in our final prospectus, we may be subject to a 1% excise tax on any repurchase of our corporate stock beginning on January 1, 2023, pursuant to the Inflation Reduction Act of 2022. Further, our independent registered public accounting firm’s report included in our annual report filed with the SEC on December 22, 2022, contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 15, 2023.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not Applicable.

Item 5.Other Information.

None.

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, dated November 10, 2021. (1)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333.260448)).

4.1	Warrant Agreement, dated November 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Investment Management Trust Agreement, dated November 10, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated November 10, 2021, among the Company and certain security holders named therein. (1)

10.3	Private Placement Warrants Purchase Agreement, dated November 10, 2021, between the Company and the Sponsor. (1)

10.4	Letter Agreement, dated November 10, 2021, between the Company, the Sponsor and each of the officers, directors and advisory board members of the Company (1)

10.5	Indemnity Agreement, dated November 10, 2021, between the Company and Aarti Kapoor (1)

10.6	Indemnity Agreement, dated November 10, 2021, between the Company and Angad S. Hira (1)

10.7	Indemnity Agreement, dated November 10, 2021, between the Company and Michael Mauzé (1)

10.8	Indemnity Agreement, dated November 10, 2021, between the Company and Jasmin Allen (1)

10.9	Indemnity Agreement, dated November 10, 2021, between the Company and Lowell J. Singer (1)

10.10	Indemnity Agreement, dated November 10, 2021, between the Company and John Toth (1)

10.11	Form of Indemnity Agreement, dated November 10, 2021, between the Company and each member of its Advisory Board. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 19, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMG CONSUMER ACQUISITION CORP.

Date: February 13, 2023	By:	/s/ Aarti Kapoor
	Name:	Aarti Kapoor
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: February 13, 2023	By:	/s/ Angad Hira
	Name:	Angad Hira
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)