Form 10-Q
period 2023-03-31
VMG Consumer Acquisition Corp.
filed 2023-05-15
CIK 1875943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class B Common Stock, par value $0.0001 per share, were issued and outstanding, respectively.

VMG CONSUMER ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of March 31, 2023 (Unaudited) and September 30, 2022	3
Condensed Statements of Operations for the Three and Six months Ended March 31, 2023 and 2022 (Unaudited)	4
Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the Three and Six months Ended March 31, 2023 and 2022 (Unaudited)	5
Condensed Statements of Cash Flows for the Six months Ended March 31, 2023 and 2022 (Unaudited)	7
Notes to Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II - OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
SIGNATURES	29

PART I – FINANCIAL INFORMATION

VMG CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023
	(Unaudited)	September 30, 2022
ASSETS
Cash	$260,070	$535,276
Prepaid expenses	342,011	464,271
Other current assets	-	4,450
Total current assets	602,081	1,003,997
Marketable securities held in Trust Account	238,578,292	235,448,246
Other non-current assets	-	51,643
Total Assets	$239,180,373	$236,503,886

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$18,085	$-
Franchise tax payable	50,000	122,694
Income tax payable	665,734	174,570
Accrued expenses	465,369	271,608
Total current liabilities	1,199,188	568,872
Deferred underwriting fees payable	8,050,000	8,050,000
Total liabilities	9,249,188	8,618,872

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, 23,000,000 shares at $10.34 and $10.21 per share at March 31, 2023 and September 30, 2022 respectively	237,743,467	234,935,876

Stockholders' deficit

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(7,812,857)	(7,051,437)
Total stockholders' deficit	(7,812,282)	(7,050,862)
Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders' Deficit	$239,180,373	$236,503,886

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022	For The Six Months Ended March 31, 2023	For The Six Months Ended March 31, 2022
General and administrative expenses	$403,483	$287,888	$761,420	$425,886
Franchise tax expenses	50,000	50,000	101,430	75,000
Loss from operations	(453,483)	(337,888)	(862,850)	(500,886)
Gain on marketable securities (net), dividends and interest, held in Trust Account	2,381,238	5,785	4,038,955	6,621
Income (loss) before income tax expense	$1,927,755	$(332,103)	$3,176,105	$(494,265)
Income tax expenses	(666,045)	-	(1,129,934)	-
Net income (loss)	$1,261,710	$(332,103)	$2,046,171	$(494,265)
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	23,000,000	23,000,000	23,000,000	17,313,187
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.04	$(0.01)	$0.07	$(0.02)
Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,750,000	5,750,000	5,750,000	5,564,560
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.04	$(0.01)	$0.07	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of October 1, 2022	23,000,000	$234,935,876	5,750,000	$ 575	$-	$(7,051,437)	$(7,050,862)
Remeasurement of Class A common stock to redemption value	-	1,142,398	-	-	-	(1,142,398)	(1,142,398)
Net income	-	-	-	-	-	784,461	784,461
Balance as of December 31, 2022 (unaudited)	23,000,000	$236,078,274	5,750,000	$575	$-	$(7,409,374)	$(7,408,799)
Remeasurement of Class A common stock to redemption value	-	1,665,193	-	-	-	(1,665,193)	(1,669,193)
Net income	-	-	-	-	-	1,261,710	1,261,710
Balance as of March 31, 2023 (unaudited)	23,000,000	$237,743,467	5,750,000	$575	$-	$(7,812,857)	$(7,812,282)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of October 1, 2021	-	$-	5,750,000	575	$24,425	$(105,725)	$(80,725)
Proceeds from the sale of Class A Units	23,000,000	230,000,000	-	-	-	-	-
Paid underwriters fees	-	(4,600,000)	-	-	-	-	-
Deferred underwriting fees payable	-	(8,050,000)	-	-	-	-	-
Fair value of Public Warrants	-	(7,151,850)	-	-	7,151,850	-	7,151,850
Other offering costs	-	(21,158)	-	-	(428,417)	-	(428,417)
Proceeds from the sale of private placement warrants	-	-	-	-	11,700,000	-	11,700,000
Remeasurement of Class A common stock to redemption value	-	24,423,008	-	-	(18,447,858)	(5,975,150)	(24,423,008)
Net loss	-	-	-	-	-	(162,162)	(162,162)
Balance as of December 31, 2021 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$-	$(6,243,037)	$(6,242,462)
Net loss	-	-	-	-	-	(332,103)	(332,103)
Balance as of March 31, 2022 (unaudited)	23,000,000	$234,600,000	5,750,000	$575	$-	$(6,575,140)	$(6,574,565)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six months Ended March 31, 2023	For The Six months Ended March 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$2,046,171	$(494,265)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest, held in Trust Account	(4,038,955)	(6,621)
Formation and operating expenses funded by note payable through Sponsor	-	46,333
Changes in operating assets and liabilities:
Prepaid and other assets	178,353	(781,264)
Accounts payable	18,085	-
Income tax payable	491,164	-
Franchise tax payable	(72,694)	-
Accrued expenses	193,761	(50,723)
Net cash used in operating activities	(1,184,115)	(1,286,540)
Cash Flows from Investing Activities
Investment of cash into Trust Account	-	(234,600,000)
Trust Account withdrawal for payment of taxes	908,909	-
Net cash provided by (used in) investing activities	908,909	(234,600,000)
Cash Flows from Financing Activities
Repayment of note payable	-	(100,000)
Proceeds from sale of Class A shares, gross	-	230,000,000
Proceeds from sale of Private Placement Warrants	-	11,700,000
Offering costs paid	-	(4,892,450)
Net cash provided by financing activities	-	236,707,550

Net (decrease) increase in cash	(275,206)	821,010
Cash - beginning of period	535,276	65,000
Cash - end of period	$260,070	$886,010

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$-	$210,176,992
Immediate accretion of Class A shares to redemption value	$-	$24,423,008
Offering costs included in accrued expenses	$-	$71,852
Deferred underwriting fees payable	$-	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VMG CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity since March 25, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.

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

Going Concern Consideration and Liquidity

As of March 31, 2023, the Company had $260,070 in its operating bank account, $238,578,292 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $597,107. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial Business Combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

On May 4, 2023, the Company issued a press release announcing that because the Company will not consummate an initial business combination within the time period required by the Company’s Amended and Restated Certificate of Incorporation, the Company intends to dissolve and liquidate, effective as of the close of business on May 15, 2023, and will redeem all of the outstanding shares of Class A common stock that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $10.40.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a

Going Concern,” management has determined that the liquidity conditions and the Company’s inability to consummate an initial business combination by the liquidation date set forth in the Company’s amended and restated certificate of incorporation, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended September 30, 2022 as filed with the SEC on December 22, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 19, 2021. The interim results for the six months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending September 30, 2023 or for any future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company had $260,070 and $535,276 in cash and no cash equivalents as of March 31, 2023 and September 30, 2022, respectively.

Marketable Securities Held in Trust Account

As of March 31, 2023 and September 30, 2022, the assets held in the Trust Account were held in investments in U.S. treasury securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2023 and September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

The failure of First Republic Bank (“FRB”) raised significant concerns regarding potential risks to customer deposits at the bank, including the Company’s discretionary working capital account held at the bank (the “FRB WC Account”). On May 1, 2023, JP Morgan acquired substantial assets and assumed certain liabilities of FRB. To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. Moreover, the Company’s cash account is still domiciled at FRB and there are no immediate plans to transfer the funds to another deposit institution. There are no restrictions to the funds at FRB and the Company has the ability to utilize and/or withdraw the cash in the FRB WC Account in excess of $250,000 (the amount covered by FDIC deposit account insurance). Consistent with the Company’s plan of redemption and eventual liquidation, the cash in the FRB WC Account will be used to cover working capital needs through liquidation.

Derivative Financial Instruments

The Company evaluated its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of March 31, 2023 and September 30, 2022.

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

As of March 31, 2023 and September 30, 2022, our marketable securities, due to their nature, are assessed as a level 1 instrument with a fair value of $238,578,292 and $235,448,246, respectively.

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

Use of Estimates

The preparation of this unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

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

At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

A reconciliation of the net income (loss) share is below:

	For The Three months Ended March 31, 2023	For The Three months Ended March 31, 2022	For The Six months Ended March 31, 2023	For The Six months Ended March 31, 2022
Redeemable Class A Common Stock
Numerator: Net income (loss) allocable to Redeemable Class A Common Stock	$1,009,368	$(265,682)	$1,636,937	$(374,045)
Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	23,000,000	23,000,000	23,000,000	17,313,187
Basic and Diluted Net Income (Loss) per Share, Redeemable Class A Common Stock	$0.04	$(0.01)	$0.07	$(0.02)
Non-Redeemable Class B Common Stock
Numerator: Net income (loss) allocable to non-redeemable Class B Common Stock	$252,342	$(66,421)	$409,234	$(120,220)
Denominator: Weighted Average Shares Outstanding, Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common stock	5,750,000	5,750,000	5,750,000	5,564,560
Basic and Diluted Net Income (Loss) per Share, Non-Redeemable Class B Common Stock	$0.04	$(0.01)	$0.07	$(0.02)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and September 30, 2022, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2023, 23,000,000 common stock subject to possible redemption are presented at redemption value ($10.34) as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Gross proceeds	$230,000,000
Less:
Class A common stock issuance costs	(12,671,158)
Fair value of Public Warrants at issuance	(7,151,850)
Plus:
Remeasurement of carrying value to redemption value	24,758,884
Class A common stock subject to possible redemption at September 30, 2022	$234,935,876
Remeasurement of Class A common stock to redemption value	1,142,398
Class A common stock subject to possible redemption at December 31, 2022	$236,078,274
Remeasurement of Class A common stock to redemption value	1,665,193
Class A common stock subject to possible redemption at March 31, 2023	$237,743,467

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2023 and September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after March 31, 2023, in connection with a Business

Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

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

The Class B Founder Shares will automatically convert into shares of the Company’s Class A common stock on the first business day following the completion of the initial Business Combination at a ratio such that the number of shares of the Class A common stock issuable upon conversion of all Class B Founder Shares will equal, in the aggregate, on an as-

converted basis, 20% of the sum of (i) the total number of shares of the Company’s common stock issued and outstanding upon completion of this offering, plus (ii) the sum of (a) the total number of shares of the Company’s common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued by the company in connection with or in relation to the completion of the initial Business Combination, excluding (1) any shares of the Company’s Class A common stock or equity-linked securities exercisable or exchangeable for or convertible into shares of the Company’s Class A common stock issued, or to be issued, to any seller in the initial Business Combination and (2) any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, minus (b) the number of Public Shares redeemed by Public Stockholders in connection with the initial Business Combination.

Related Party Promissory Note

On July 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and was due upon the earlier of December 31, 2021, or the date the Company consummates the Initial Public Offering. The Company has repaid the Note from the proceeds of the Initial Public Offering not placed in the Trust Account. On July 19, 2021, the Company borrowed $100,000 under the Note with the Sponsor and had no outstanding balance as of March 31, 2023 and September 30, 2022.

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

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended March 31, 2023, we incurred and paid $60,000 in administrative support fees for the period.

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

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and September 30, 2022, there were no shares of Class A common stock issued or outstanding (excluding 23,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and September 30, 2022 there were 5,750,000 shares of Class B common stock issued and outstanding.

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

We recorded an income tax expense of $1,129,934 for the six months ended March 31, 2023. The tax expense is calculated by applying the federal corporate statutory rate of 21% and California corporate statutory rate of 8.84% on $4,038,955 of earned income from the Trust Account. For the six months ended March 31, 2023, the Company had $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

The Company’s net deferred tax assets as of March 31, 2023 are as follows:

Deferred tax assets (formation costs)	$619,595
Valuation allowance	(619,595)
Deferred tax assets, net of allowance	$-

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. There were no unrecognized tax benefits for the six months ended March 31, 2023. No amounts were accrued for the payment of interest and penalties for the six months ended March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than disclosed below.

On May 4, 2023, the Company issued a press release announcing that because the Company will not consummate an initial business combination within the time period required by the Company’s Amended and Restated Certificate of Incorporation, the Company intends to dissolve and liquidate, effective as of the close of business on May 15, 2023, and will redeem all of the outstanding shares of Class A common stock that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $10.40.

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

As of the date of the filing of this Quarterly Report, the Company has determined that it will not complete a Business Combination within the Combination Period. In accordance with the provisions of its Certificate of Incorporation, the Company plans to (i) cease all operations on May 15, 2023, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders of the Company (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. Based on the Company’s estimate of its tax liabilities to be paid from interest earned on the funds held in the Trust Account, the Company expects that the per-share redemption price for the Public Shares will be approximately $10.40. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a Business Combination and activities in connection with the proposed Transactions. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the six months ended March 31, 2023, we had a net income of $2,046,171, which consists of general and administrative expenses of $761,420, franchise tax expense of $101,430, unrealized gain on marketable securities held in the Trust Account of $4,038,955 and income tax expense of $1,129,934.

For the six months ended March 31, 2022, we had a net loss of $494,265, which consists of general and administrative expenses of $425,886, franchise tax expense of $75,000 and unrealized gain on marketable securities held in the Trust Account of $6,621.

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

For the six months ended March 31, 2023, cash used in operating activities was $1,184,115. This was made up of Net income of $2,046,171 and changes in operating assets and liabilities of $808,669, and a $4,038,955 gain on marketable securities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $238,578,292. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $260,070. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On May 4, 2023, the Company issued a press release announcing that because the Company will not consummate an initial business combination within the time period required by the Company’s Amended and Restated Certificate of

Incorporation, the Company intends to dissolve and liquidate, effective as of the close of business on May 15, 2023, and will redeem all of the outstanding shares of Class A common stock that were included in the units issued in its initial public offering (the “Public Shares”), at a per-share redemption price of approximately $10.40.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions and the Company’s inability to consummate an initial business combination by the liquidation date set forth in the Company’s amended and restated certificate of incorporation, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and September 30, 2022.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $10,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. For the six months ended March 31, 2023, we incurred and paid $60,000 in administrative support fees for the period.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock represented by Public Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and September 30, 2022, all Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

As of March 31, 2023, the Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement to purchase common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company since the effect of those would be antidilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “2022 10-K”) filed with the SEC on December 22, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2022 10-K, except as set forth below.

We plan to redeem all Public Shares and liquidate, causing our Public Stockholders to receive their pro-rata share of the funds held in trust and our warrants to expire worthless.

We do not expect to be able to find a target business within the period provided for in our Certificate of Incorporation and, therefore, our board of directors has determined that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of the Certificate of Incorporation. We plan to (i) cease all operations on May 15, 2023, except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to the its obligations to provide for claims of creditors and the requirement of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless.

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

VMG CONSUMER ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Aarti Kapoor
	Name:	Aarti Kapoor
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Angad Hira
	Name:	Angad Hira
	Title:	Chief Financial Officer (Principal Accounting and Financial Officer)